Form 10-Q
period 2025-06-30
Highview Merger Corp.
filed 2025-09-23
CIK 2070602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42798

HIGHVIEW MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 South Congress Ave., Suite 103 Delray Beach, Florida	33445
(Address of principal executive offices)	(Zip Code)

(561) 826-6050

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	HVMCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	HVMC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	HVMCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 22, 2025, there were 23,660,000 Class A Ordinary Shares, $0.0001 par value and 5,750,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

HIGHVIEW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HIGHVIEW MERGER CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets
Deferred offering costs	$325,997
Total Assets	$325,997

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued offering costs	$290,997
Accrued expenses	19,531
Promissory note - related party	37,237
Total Current Liabilities	347,765

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(46,768)
Total Shareholder’s Deficit	(21,768)
Total Liabilities and Shareholder’s Deficit	$325,997

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 13, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

General and administrative costs	$46,768
Loss from operations	(46,768)

Net loss	$(46,768)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	5,000,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 13, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 16, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(46,768)	(46,768)

Balance – June 30, 2025	—	$—	5,750,000	$575	$24,425	$(46,768)	$(21,768)

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 13, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(46,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs in exchange for issuance of Class B ordinary shares	25,000
Payment of general and administrative costs through promissory note – related party	2,237
Changes in operating assets and liabilities:
Accrued expenses	19,531
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	35,000
Payment of offering costs	(35,000)
Net cash provided by financing activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$290,997

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 1 — Organization and Plan of Business Operations

Highview Merger Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team to identify and combine with a business or businesses that can benefit from its management team’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 16, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2025. On August 13, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 660,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Highview Sponsor Co., LLC (the “Sponsor”) and Jefferies LLC (“Jefferies”), the representative of the underwriters, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one redeemable warrant (each, a “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units, and Jefferies purchased 287,500 Private Placement Units.

Transaction costs amounted to $14,440,234, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $640,234 of other offering costs.

The Company must complete one or more Business Combinations having an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on August 13, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and may initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 1 — Organization and Plan of Business Operations (cont.)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts released to the Company to fund taxes payable (other than excise or similar taxes). The Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

The Sponsor and the Company’s officers and directors have agreed to (a)  waive their redemption rights with respect to any Founder Shares, Private Placement Units and Public Shares held by them in connection with the completion of a Business Combination and (b) waive their redemption rights with respect to any Founder Shares, Private Placement Units and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation allow redemption in connection with a Business Combination or to to redeem 100% of the Public Shares if the Company has not consummated a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination.

The Company will have within 24 months from the closing of the Initial Public Offering to complete a Business Combination or such other time period in which it must complete a Business Combination pursuant to an amendment to its Amended and Restated Memorandum and Articles of Association (the “Completion Window”). If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 1 — Organization and Plan of Business Operations (cont.)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable (other than excise or similar taxes). This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000. As of June 30, 2025, there was $37,237 outstanding under the Promissory Note. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550 (Note 5). As of June 30, 2025, the Company had no cash and working capital deficit of $347,765.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 12, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 19, 2025. The interim results for the period from April 16, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of June 30, 2025.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholder’s deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). For the period from April 16, 2025 through June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Subsequently on August 13, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, as such no derivative financial instrument was recorded.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on August 13, 2025, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each unit consists of one Public Share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Jefferies purchased an aggregate of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,600,000, of which 372,500 Private Placement Units were purchased by the Sponsor and 287,500 Private Placement Units were purchased by Jefferies, in a private placement. Certain proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, such proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On April 16, 2025, the Sponsor paid an aggregate of $25,000 to cover certain general and administrative costs of the Company in consideration for 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Units and the ordinary shares underlying the warrants). On August 13, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

In August 2025, the Sponsor granted membership interests equivalent to an aggregate of 85,000 Founder Shares to the three directors for a consideration of $0.004 per share, or an aggregate total amount of $340. The membership interests in Founder Shares granted to the three directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. On August 12, 2025, the 85,000 Founder Shares have an aggregate fair value of $155,040, or $1.824 per share. The membership interests in Founder Shares have no service restrictions, thus, the total fair value of $155,040, less the amounts received from the directors of $340, or a net total of $154,700, was recorded as compensation expense in August 2025. The fair value of the Founder Shares was derived through a third-party valuation in which the pre-adjusted underlying share price of $9.90 is multiplied by the market adjustment of 18.4%.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) 180 days after the completion of the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On April 16, 2025, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2025 or the closing of the Public Offering. As of June 30, 2025, there was $37,237 outstanding under the Promissory Note. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550. Borrowings under the Note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on August 11, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay the Sponsor the sum of $20,000 per month for office space and administrative services. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $480,000 in the aggregate. In addition, the Company has agreed, pursuant to the administrative services and indemnification agreement with the Sponsor relating to the monthly payment for office space and administrative services, that the Company will indemnify the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. As of June 30, 2025, no amounts were incurred under this agreement.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 5 — Related Party Transactions (cont.)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per private placement unit at at the option of the lender. As of June 30, 2025, there have been no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and shares that may be issued upon conversion of the Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on August 11, 2025, requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 6 — Commitments and Contingencies (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 13, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $4,600,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per unit, or $9,200,000 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. Up to 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

Prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the completion of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (excluding the Private Placement Units and the ordinary shares underlying the warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of June 30, 2025, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 7 — Shareholder’s Deficit (cont.)

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (i) the Private Placement Warrants will not be redeemable by the Company, (ii) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (iii) the Private Placement Warrants will be exercisable on a cashless basis and (iv) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

HIGHVIEW MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss, which include the following:

For the period from April 16, 2025 (inception) through June 30, 2025
General and administrative costs	$46,768

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and general and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

In August 2025, the Sponsor granted membership interests equivalent to an aggregate of 85,000 Founder Shares to the three directors for a consideration of $0.004 per share, or an aggregate total amount of $340.

The Company entered into an agreement with the Sponsor, commencing on August 11, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay the Sponsor, the sum of $20,000 per month for office space and administrative services.

On August 13, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Jefferies, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units, and Jefferies purchased 287,500 Private Placement Units.

On August 13, 2025, in connection with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Public Share, or $4,600,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.40 per unit, or $9,200,000 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550. Borrowings under the Promissory Note are no longer available

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Highview Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Highview Sponsor Co., LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on April 16, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 16, 2025 (inception) through June 30, 2025, we had a net loss $46,768, which consisted of general and administrative costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor and up to $400,000 in an available loan from our Sponsor. This loan was non-interest bearing and unsecured. This loan was due at the earlier of December 31, 2025 or the closing of the Initial Public Offering and was anticipated to be repaid upon completion of the Initial Public Offering out of the $680,000 of offering proceeds that was allocated for the payment of offering expenses other than underwriting commissions. On August 13, 2025, the Promissory Note was repaid in full.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on August 13, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Jefferies, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units, and Jefferies purchased 287,500 Private Placement Units.

Following the closing of the Initial Public Offering and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred $14,440,234, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $640,234 of other offering costs.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $1,420,324. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest earned on the funds held in the Trust Account to fund our taxes payable (other than excise or similar taxes). Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Such loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $20,000 per month for office space and administrative services. We began incurring these fees on August 11, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to a deferred underwriting commissions of $0.40 per Public Share, or $9,200,000 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Final Prospectus, filed with the SEC on August 12, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2025, we consummated our Initial Public Offering of 23,000,000 Units at $10.00 per Unit, including the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their Over-Allotment Option, generating gross proceeds to the Company of $230,000,000. Jefferies LLC acted as the underwriter. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288914). The SEC declared the registration statement effective on August 11, 2025.

Simultaneously with the consummation of the Initial Public Offering, on August 13, 2025, we consummated the private sale of an aggregate of 660,000 Sponsor Private Placement Units to the Sponsor and Jefferies LLC at a purchase price of $10.00 per unit, generating gross proceeds of $6,600,000. The Private Placement Units are identical to the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We incurred transaction costs amounting to approximately $14.4 million, consisting of an aggregate amount of approximately $4.6 million of upfront underwriting fee, approximately $9.2 million of deferred underwriting fees, and approximately $0.6 million of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $230,000,000 ($10.00 per unit sold in the Initial Public Offering) was placed in a U.S.-based trust account maintained by the Trustee.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Sponsor Private Placement as is described in the Company’s final prospectus for its Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHVIEW MERGER CORP.

Date: September 22, 2025	By:	/s/ David Boris
	Name:	David Boris
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)