Form 10-Q
period 2025-09-30
Highview Merger Corp.
filed 2025-11-13
CIK 2070602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 23,660,000 Class A Ordinary Shares, $0.0001 par value and 5,750,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

HIGHVIEW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2025 and for the period from April 16, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and for the period from April 16, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from April 16, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signature	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HIGHVIEW MERGER CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets
Current assets
Cash	$1,029,296
Due from Sponsor	25,000
Prepaid expenses	136,704
Total current assets	1,191,000
Long-term prepaid insurance	82,325
Marketable securities held in Trust Account	231,311,175
Total Assets	$232,584,500

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$28,290
Accrued offering costs	75,000
Total current liabilities	103,290
Deferred underwriting fee	9,200,000
Total Liabilities	9,303,290

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.06 per share	231,311,175

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(8,030,606)
Total Shareholders’ Deficit	(8,029,965)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,584,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from April 16, 2025 (Inception) Through September 30,
	2025	2025
General and administrative costs	$168,303	$215,071
Loss from operations	(168,303)	(215,071)

Other income (expense):
Compensation expense	(154,700)	(154,700)
Interest earned on marketable securities held in Trust Account	1,311,175	1,311,175
Other income, net	1,156,475	1,156,475

Net income	$988,172	$941,404

Weighted average shares outstanding, Class A ordinary shares	12,480,000	6,800,479

Basic net income per share, Class A ordinary shares	$0.06	$0.08

Weighted average shares outstanding, Class A ordinary shares	12,480,000	6,800,479

Diluted net income per share, Class A ordinary shares	$0.05	$0.08

Weighted average shares outstanding, Class B ordinary shares	5,395,604	5,215,569

Basic net income per share, Class B ordinary shares	$0.06	$0.08

Weighted average shares outstanding, Class B ordinary shares	5,750,000	5,408,683

Diluted net income per share, Class B ordinary shares	$0.05	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 16, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(46,768)	(46,768)

Balance – June 30, 2025	—	—	5,750,000	575	24,425	(46,768)	(21,768)

Sale of 660,000 Private Placement Units	660,000	66	—	—	6,599,934	—	6,600,000

Fair value of Public Warrants at issuance	—	—	—	—	2,725,500	—	2,725,500

Allocated value of transaction costs to Class A shares	—	—	—	—	(188,765)	—	(188,765)

Fair value of founder Shares assigned to directors	—	—	—	—	155,040	—	155,040

Accretion for common stock to redemption amount	—	—	—	—	(9,316,134)	(8,972,010)	(18,288,144)

Net income	—	—	—	—	—	988,172	988,172

Balance – September 30, 2025	660,000	$66	5,750,000	$575	$—	$(8,030,606)	$(8,029,965)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$941,404
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating expenses through issuance of Class B ordinary shares	25,000
Payment of general and administrative costs through promissory note – related party	2,550
Interest earned on marketable securities held in Trust Account	(1,311,175)
Compensation expense	154,700
Changes in operating assets and liabilities:
Prepaid expenses	(136,704)
Long-term prepaid insurance	(82,325)
Accounts payable and accrued expenses	28,290
Net cash used in operating activities	(378,260)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,600,000
Consideration paid by directors in exchange for the assignment of Sponsor’s membership interest in founder shares	340
Due from Sponsor	(25,000)
Proceeds from promissory note - related party	116,000
Repayment of promissory note - related party	(118,550)
Payment of offering costs	(565,234)
Net cash provided by financing activities	231,407,556

Net Change in Cash	1,029,296
Cash – Beginning of period	—
Cash – End of period	$1,029,296

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 16, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Sponsor and the Company’s officers and directors have agreed to (a) waive their redemption rights with respect to any Founder Shares, Private Placement Units and Public Shares held by them in connection with the completion of a Business Combination and (b) waive their redemption rights with respect to any Founder Shares, Private Placement Units and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company has not consummated a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable (other than excise or similar taxes). This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (the “Promissory Note”). As of September 30, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550 (see Note 5). As of September 30, 2025, the Company had cash of $1,029,296 and working capital of $1,087,710.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 12, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 19, 2025. The interim results for the three months ended September 30, 2025 and for the period from April 16, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,029,296 in cash and no cash equivalents as of September 30, 2025.

Marketable Securities Held in Trust Account

The assets held in the Trust Account may initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. At September 30, 2025, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. For the period ending September 30, 2025, the Company did not withdraw any interest earned on the Trust Account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,725,500)
Public Shares issuance costs	(14,251,469)
Plus:
Remeasurement of carrying value to redemption value	16,976,969
Class A ordinary shares subject to possible redemption, August 13, 2025	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,311,175
Class A ordinary shares subject to possible redemption, September 30, 2025	$231,311,175

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (cont.)

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Period from April 16, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$689,900	$298,272	$532,787	$408,617
Denominator:
Basic weighted average shares outstanding	12,480,000	5,395,604	6,800,479	5,215,569
Basic net income per ordinary share	$0.06	$0.06	$0.08	$0.08

	For the Three Months Ended September 30,		For the Period from April 16, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$676,489	$311,683	$524,360	$417,044
Denominator:
Diluted weighted average shares outstanding	12,480,000	5,750,000	6,800,479	5,408,683
Diluted net income per ordinary share	$0.05	$0.05	$0.08	$0.08

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In August 2025, the Sponsor granted membership interests equivalent to an aggregate of 85,000 Founder Shares to the three directors for a consideration of $0.004 per share, or an aggregate total amount of $340. The membership interests in Founder Shares granted to the three directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. On August 12, 2025, the 85,000 Founder Shares have an aggregate fair value of $155,040, or $1.824 per share. The membership interests in Founder Shares have no service restrictions, thus, the total fair value of $155,040, less the amounts received from the directors of $340, or a net total of $154,700, was recorded as compensation expense in August 2025. The fair value of the Founder Shares was derived through a third party valuation in which the pre-adjusted underlying share price of $9.90 is multiplied by the market adjustment of 18.4%.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) 180 days after the completion of the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On April 16, 2025, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025 or the closing of the Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding and no borrowings available as of September 30, 2025 (see “Due from Sponsor” immediately below).

Due from Sponsor

On August 13, 2025, the outstanding balance of $118,550 under the Promissory Note was paid back to Sponsor pursuant to an aggregate payment of $123,773, in which included an overpayment of $5,223. On August 13, 2025, the Sponsor repaid the Company $5,223 to refund the overpayment. On August 15, 2025, the Company paid the Sponsor $25,000 in error for amounts that were previously repaid in connection with the repayment of the Promissory Note. As a result, as of September 30, 2025, the Company was owed $25,000 from the Sponsor, which amount is reflected in due from Sponsor on the accompanying condensed balance sheet.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on August 11, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay the Sponsor, the sum of $20,000 per month for office space and administrative services. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $480,000 in the aggregate. In addition, the Company has agreed, pursuant to the administrative services and indemnification agreement with the Sponsor relating to the monthly payment for office space and administrative services, that the Company will indemnify the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended September 30, 2025 and for the period from April 16, 2025 (inception) through September 30, 2025, the Company incurred and paid $40,000 in fees for these services.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 5 — Related Party Transactions (cont.)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per private placement unit at the option of the lender. As of September 30, 2025, there have been no Working Capital Loans.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 7 — Shareholders’ Deficit (cont.)

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$231,311,175

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 8 — Fair Value Measurements (cont.)

As of August 13, 2025, the closing date of the Initial Public Offering, the fair value of the Public Warrants was $2,725,500, or $0.237 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. In connection with such valuation at the closing of the Initial Public Offering, the Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

August 13, 2025
Underlying stock price	$9.90
Exercise price	$11.50
Volatility	4.00%
Remaining term (years)	7.01
Risk-free rate	3.90%

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

September 30, 2025
Cash	$1,029,296
Marketable securities held in Trust Account	$231,311,175

	For the Three Months Ended September 30, 2025	For the Period from April 16, 2025 (Inception) Through September 30, 2025
General and administrative costs	$168,303	$215,071
Interest earned on marketable securities held in Trust Account	$1,311,175	$1,311,175

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. general and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 13, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income $988,172, which consisted of interest earned on marketable securities held in the Trust Account of $1,311,175, offset by formation and operational costs of $168,303 and compensation expense of $154,700.

For the period from April 16, 2025 (inception) through September 30, 2025, we had a net income $941,404, which consisted of interest earned on marketable securities held in the Trust Account of $1,311,175, offset by formation and operational costs of $215,071 and compensation expense of $154,700.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor and up to $400,000 from the Promissory Note. The Promissory Note was non-interest bearing and unsecured. The Promissory Note was due at the earlier of December 31, 2025 or the closing of the Initial Public Offering and was anticipated to be repaid upon completion of the Initial Public Offering out of the $680,000 of offering proceeds that was allocated for the payment of offering expenses other than underwriting commissions. On August 13, 2025, the Promissory Note was repaid in full.

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

For the period from April 16, 2025 (inception) through September 30, 2025, cash used in operating activities was $378,260. Net income of $941,404 was affected by payment of operating expenses through issuance of Class B ordinary shares of $25,000, payment of general and administrative costs through promissory note related party of $2,550, interest earned on marketable securities held in the Trust Account of $1,311,175 and compensation expense of $154,700. Changes in operating assets and liabilities used $190,739 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $231,311,175 (including $1,311,175 of interest income) consisting of cash and U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest earned on the funds held in the Trust Account to pay our taxes, if any (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $1,029,296. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures requires for operating our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Such loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHVIEW MERGER CORP.

Date: November 13, 2025	By:	/s/ David Boris
	Name:	David Boris
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)