Form 10-K
period 2025-12-31
Highview Merger Corp.
filed 2026-03-27
CIK 2070602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from to

Commission file number: 001-42798

HIGHVIEW MERGER CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1615 South Congress Ave., Suite 103 Delray Beach, Florida	33445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 826-6050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	HVMCU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	HVMC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	HVMCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s Units begin trading on The Nasdaq Stock Market LLC on August 11, 2025 and the registrant’s Class A Ordinary Shares and Warrants began trading on The Nasdaq Stock Market LLC on October 2, 2025. Accordingly, there was no market value for the registrant’s Class A Ordinary Shares as of the last business day of the second fiscal quarter of 2025. The aggregate market value of the outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on December 31, 2025, as reported on The Nasdaq Stock Market LLC, was $230,000,000.

As of March 27, 2026, there were 23,660,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Highview Merger Corp. References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on companies that have an aggregate enterprise value of approximately $750 million to $1.5 billion or more, are North American- or Western European-based, have excellent management teams, have a robust outlook for long-term growth and would benefit from access to capital to fund organic growth or acquisitions, as is more fully described below.

Our strategy will be to capitalize on inefficiencies we identify in the market, specifically in connection with private equity funds and privately-owned companies seeking liquidity. We intend to focus our efforts on companies owned by private equity funds and other private businesses to identify a suitable business combination target. We also intend to target private companies and divisions of larger companies that are seeking liquidity and facilitate their access to the public equity markets. We believe that our structure provides an excellent option for strong management teams to raise growth financing.

On August 13, 2025, we consummated our initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units”), including the issuance of an additional 3,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option in full (the “Over-Allotment Option”, and with respect to the units purchased pursuant to the Over-Allotment Option, the “Over-Allotment Option Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares” or “Public Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”). Each whole Public Warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering, we completed the private sale (the “private placement”) of an aggregate of 660,000 units (the “Private Placement Units”) to Highview Sponsor Co., LLC (the “Sponsor”) and Jeffries LLC (“Jefferies”), the representative of the underwriters of the Initial Public Offering, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-half of one redeemable warrant (each, a “Private Placement Warrant”, and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units, and Jefferies purchased 287,500 Private Placement Units.

Prior to the consummation of the Initial Public Offering, on April 16, 2025, the Sponsor paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares, $0.0001 par value per share (the “Founder Shares” or “Class B ordinary shares”, and together with the Class A ordinary shares, the “Ordinary Shares”).

Following the closing of the Initial Public Offering, on August 13, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”). The funds held in the Trust Account are only invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. We will disclose in each quarterly and annual report filed with the U.S. Securities and Exchange Commission (“SEC”) prior to our initial business combination whether the proceeds deposited in the Trust Account are invested in U.S. government treasury obligations or money market funds or a combination thereof or as cash or cash items, including in demand deposit accounts. To mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company may, at any time, instruct the Trustee to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the initial business combination or liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s Class A ordinary shares initially issued in the Initial Public Offering (the “Public Shares”, and the holders of such Public Shares, the “public shareholders”) if the Company is unable to complete the initial business combination within 24 months from the closing of the Initial Public Offering (i.e., by August 13, 2027), or such other time period in which the Company must complete an initial business combination pursuant to an amendment to the Company’s amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the Private Placement Units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination, and including pursuant to forward purchase agreements or backstop agreements we may enter into. We may also issue shares in private placement transactions (so-called PIPE transactions) in connection with our initial business combination, for instance in order to provide sufficient liquidity and capital to the post-business combination entity. The issuance of additional ordinary or preference shares may significantly dilute the equity interest of investors in the Initial Public Offering and are likely to increase the enterprise value of a prospective target company increases. We intend to focus on companies that have an aggregate enterprise value of approximately $750 million to $1.5 billion or more, which is greater than we could acquire with the net proceeds of this offering and the sale of the private placement units. Further, such dilution would even further increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares, may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares, could cause a change in control if a substantial number of our Class A ordinary shares are issued, may have the effect of delaying or preventing a change of control by diluting the share ownership or voting rights of a person seeking to obtain control, and may adversely affect prevailing market prices for our Class A ordinary shares. The price of the shares we may issue in such a transaction may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions. Such potential dilutive issuances of securities are likely to increase as the pro forma equity value of a prospective combined company increases, and we intend to target a combined company that has a pro forma equity value of approximately $750 million to $1.5 billion or greater. We may choose to incur substantial debt to complete our initial business combination. No issuance of debt will affect the per share amount available for redemption from the Trust Account.

Our Management Team

Our team is led by David Boris and Taylor Rettig, who collectively bring significant operating, investment, and special purpose acquisition company (“SPAC”) experience. David Boris, our Chief Executive Officer, Chief Financial Officer and Director has over 30 years of Wall Street experience in mergers and corporate finance, has organized four prior SPACs as co-CEO and has advised on numerous other SPAC transactions as an advisor, investment banker and independent director. Taylor Rettig, our President and Director, has a diverse set of experiences as a C-level operating executive, growth equity investor, board member, investment banker and advisor, having most recently served as President of Marubeni Growth Capital US and Chief Operating Officer of Atlas Crest Acquisition Corp (“Atlas Crest”). We believe that our management team and board are well positioned to identify and execute attractive business combination opportunities.

For more information about our management team, see Item 10. Directors, Executive Officers and Corporate Governance.

Our Sponsor

Our Sponsor, Highview Sponsor Co., LLC, is a Delaware limited liability company and was formed to invest in us. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our company and directly or indirectly providing office space and administrative services to members of our management team.

Initial Business Combination

The rules of The Nasdaq Global Market (“Nasdaq”) require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the initial business combination involves more than one target business, the aggregate value of all of the target businesses will be taken into account for purposes of the 80% fair market value test.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●

Middle-Market Businesses. We intend to seek to acquire one or more businesses with an aggregate enterprise value of approximately $750 million to $1.5 billion or more. We believe that the middle market segment provides the greatest number of opportunities for investment. This segment is where we believe we have the strongest network to identify the greatest number of attractive opportunities.

●

Companies Which Have Strong Public Comparables. We intend to seek to acquire one or more businesses where strong public comparables exist. The existence of public companies which operate in similar industry sectors or have similar operating metrics to a potential target business will be important in helping to establish that the valuation of our initial business combination is attractive relative to such public companies.

●

Established Companies with Proven Track Records. We intend to seek to acquire one or more established companies with consistent historical financial performance. We intend to focus on companies with a history of strong operating and financial results and strong fundamentals. We also intend to focus on companies where we are able to gain a clear understanding of their market and growth strategy. We do not currently intend to acquire start-up companies or companies with recurring negative free cash flow.

●

Companies with Proven Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We intend to seek to acquire one or more businesses that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage. We intend to focus on companies that have a scalable, capital efficient business model, operate in industries that have strong barriers to entry and have a sustainable competitive advantage in an attractive industry.

●

Experienced Management Team. We intend to seek to acquire one or more businesses with a strong, driven and experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We may also seek to partner with a potential target’s management team where the operating and financial abilities of our executive team and board could complement their own capabilities.

●

Sectors Exhibiting Secular Growth or with Potential for Cyclical Uptick. We intend to focus on acquisition targets in sectors which exhibit positive secular growth or potential for near-term cyclical uptick. We plan to identify sectors that have demonstrated strong positive growth in recent years, possess drivers for continued growth and are strategically positioned to benefit from upswings in their respective industry cycles.

●

Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. These criteria and guidelines are substantially similar to the criteria set forth by other similarly formed SPACs in which our management team has served as executive officers or directors. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Sourcing of Potential Initial Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets.

Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial business combination within the Completion Window. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the Completion Window, the Founder Shares may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, and because we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our Sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1,235,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700,000,000 as of the prior June 30, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $250,000,000 as of the prior June 30, or (2) our annual revenues equaled or exceeded $100,000,000 during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $700,000,000 as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $222,120,000 (assuming no redemptions) after payment of $9,200,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares in connection with the completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the Initial Public Offering registration statement and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In addition, we pay our Sponsor for office space and administrative services provided to members of our management team in an amount equal to $20,000 per month (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate). Any such payments prior to our initial business combination will be made from funds held outside the Trust Account. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with our Sponsor, relating to the monthly payment for office space and administrative services described above, that we will indemnify our Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the Company’s activities or any express or implied association between our Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions, that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the Company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase Public Shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their Public Shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such purchases of shares could be to increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders in Connection with the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes)), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described in the registration statement relating to the Initial Public Offering. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There are no redemption rights with respect to the Warrants. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares they may acquire in connection with the completion of our initial business combination.

Limitations on Redemptions

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution passed by the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above in connection with the completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased (including in open market and privately-negotiated transactions) in favor of our initial business combination (except with respect to any such Public Shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares and Private Placement Shares, we would need 8,295,001, or 36.07%, of the 20,000,000 Public Shares included in the Units sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any public shares). Assuming that only one-third of our issued and outstanding Ordinary Shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any Public Shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company. These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If we seek shareholder approval for an extension, holders of our Public Shares will be offered an opportunity to redeem their shares upon approval of such extension, regardless of whether they abstain, vote in favor of or vote against such extension.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of Public Shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption In Connection with the Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares included in the Units sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares included in the Units sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares (and share certificates (if any) and other redemption forms) to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to deliver or tender their shares (and share certificates (if any) and other redemption forms). The need to deliver or tender shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the expiration of the Completion Window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the duration of the Completion Window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if we fail to complete our initial business combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the Completion Window.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes), divided by the number of then issued and outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account and the amounts eligible to be released to us from interest earned on the funds held in the Trust Account to fund our taxes payable (other than excise or similar taxes) (“permitted withdrawals”), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes paid or payable (other than excise or similar taxes), and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,320,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash in connection with the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently sub-lease our executive offices at 1615 South Congress Ave., Suite 103, Delray Beach, Florida 33445 from our Sponsor. We consider our current office space adequate for our current operations. We pay our Sponsor for office space and administrative services provided to members of our management team in an amount equal to $20,000 per month (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate).

Employees and Human Capital Resources

We currently have two executive officers: David Boris, our Chief Executive Officer, Chief Financial Officer, and Director, and Taylor Rettig, our President and Director. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1615 South Congress Ave., Suite 103, Delray Beach, Florida 33445 or by telephone at (561) 826-6050.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands (the “Tax Concessions Act”), for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of any relevant payment as defined in the Tax Concessions Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1,235,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700,000,000 as of the prior June 30, and (2) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $250,000,000 as of the prior June 30, or (2) our annual revenues equaled or exceeded $100,000,000 during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $700,000,000 as of the prior June 30.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and to negotiate attractive acquisition terms. If we have not completed our initial business combination within the Completion Window, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We are a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, A Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Ordinary Shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 20.8% of our issued and outstanding Ordinary Shares as of the date of this Form 10-K. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares and Private Placement Shares, we would need 8,295,001, or 36.07%, of the 23,000,000 Public Shares included in the Units sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only one-third of our issued and outstanding Ordinary Shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any Public Shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of the deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. There are no redemption rights with respect to the Warrants.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Completion Window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Completion Window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the Completion Window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per Public Share, or less than $10.00 per Public Share, on the redemption of their shares, and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their Public Shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such purchases of shares could be to increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Units are intended to be used to complete one or more initial business combinations with a target business or businesses that has not been selected, our company may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the Private Placement Units and filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our respective initial business combinations than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares included in the Units sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and to negotiate attractive acquisition terms. If we have not consummated our initial business combination within the Completion Window, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses, and may impact the attractiveness of the terms we are able to negotiate. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the Completion Window, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, only $1,320,000 is available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with permitted withdrawals and funds available from loans from our Sponsor, its affiliates or our management team will be sufficient to allow us to operate for at least the duration of the Completion Window; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Such loans may be convertible into Private Placement Units of the post-business combination entity at a price of $10.00 per Unit at the option of the lender, provided that the aggregate amount of all such convertible loans shall not exceed $1,500,000, and that such units would be identical to the Private Placement Units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the Completion Window because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per Public Share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the Initial Public Offering registration statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes paid or payable (other than excise or similar taxes), and our Sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per Public Share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per Public Share.

The proceeds held in the Trust Account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less taxes payable and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per Public Share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account will initially only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we have not consummated our initial business combination within the Completion Window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Completion Window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the Trust Account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to fund our taxes payable (other than excise or similar taxes). As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. These governing bodies may seek to change laws and regulations, as well as adopt new policies, including tariffs and other economic policies, that could negatively impact us or target business with which we seek to consummate an initial business combination. We will also be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within the Completion Window, our public shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our initial business combination within the Completion Window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the duration of the Completion Window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on companies that have an aggregate enterprise value of approximately $750 million to $1.5 billion or more, are North American- or Western European-based, have excellent management teams, have a robust outlook for long-term growth and would benefit from access to capital to fund organic growth or acquisitions. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their Units. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our public shareholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the Completion Window, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We may not be required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the consideration we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated (as defined in our amended and restated memorandum and articles of association) entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 80,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2025, there were 376,340,000 and 74,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of December 31, 2025, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of our public shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Warrants.

Such potential dilutive issuances of securities are likely to increase as the pro forma equity value of a prospective combined company increases.

The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, the post-business combination company may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which the post-business combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. The post-business combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions. The issuance of additional ordinary or preference shares may significantly dilute the equity interest of investors in this offering and are likely to increase as the enterprise value of a prospective target company increases. We intend focus on companies that have an aggregate enterprise value of approximately $750 million to $1.5 billion or more, which is greater than we could acquire with the net proceeds of this offering and the sale of the private placement units. Further, such dilution would even further increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares. In order to facilitate our initial business combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor, in accordance with the terms of the letter agreement, may (i) surrender or forfeit, transfer or exchange, directly or indirectly, our Founder Shares, Private Placement Units or any of our other securities held by it, including for no consideration, in connection with a PIPE financing or otherwise, (ii) subject any such securities to earn-outs or other restrictions, and (iii) enter into any other arrangements with respect to any such securities.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (excluding the Private Placement Shares and the Class A ordinary shares underlying the Private Placement Warrants and after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Units issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the Completion Window, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the Warrants will expire worthless.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies has increased substantially. Because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its managing members, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with an affiliate (as defined in our amended and restated memorandum and articles of association) of our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 16, 2025, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in exchange for 5,750,000 Founder Shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Over-Allotment Option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and the Class A ordinary shares underlying the Private Placement Warrants). The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and Jeffries LLC purchased an aggregate of 660,000 Private Placement Units for an aggregate purchase price of $6,600,000, or $10.00 per Unit. The Private Placement Warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the expiration of the Completion Window nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from the Initial Public Offering and the private placement of the Private Placement Units provided us with $222,120,000 that we may use to complete our initial business combination (after taking into account the $9,200,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants, provided that so long as Jefferies LLC holds any private placement warrants, the consent of Jefferies LLC will be required. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the Company. Our initial shareholders, who collectively beneficially own 20.8% of our Class A Ordinary Shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes)), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own an aggregate of 6,122,500 Ordinary Shares, or 20.8% of our issued and outstanding Ordinary Shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our Sponsor. In addition, the Founder Shares, all of which are held by our Sponsor, will entitle the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our Public Shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Founder Shares will have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our Ordinary Shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign person investors to make mandatory filings, to charge filing fees related to filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” (as defined at 31 C.F.R. 800.208) of a U.S. business by a foreign person always are subject to CFIUS jurisdiction, as are certain investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data” (as those terms are defined at 31 C.F.R. Part 800).

Our Sponsor owns an aggregate of 6,122,500 Ordinary Shares, or 20.8%, of our issued and outstanding Ordinary Shares. Our Sponsor is exclusively “controlled” for CFIUS purposes by David Boris, who is a U.S. citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to abandon our initial business combination. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment, and our Public Warrants would expire worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is ongoing. In addition, on October 7, 2023, Hamas launched a terrorist attack in Israel that has resulted in a significant action by the Israeli military in Gaza. This has been accompanied by additional terrorist activities that have, among other things, disrupted shipping in the Red Sea. Although the length, impact and outcome of these ongoing military conflicts is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in the commodity prices and supple of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

The situation is rapidly evolving as a result of these conflicts. The United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Additionally, the evolving conflicts may expand to other countries and markets. Such sanctions and other measures, as well as the potential for expanded military activities, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination may be materially adversely affected.

Similarly other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time, and such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life or property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable or at all.

Risks Relating to The Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target.

In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Risks Relating to Acquiring and Operating A Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or Warrants after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination or otherwise, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination or otherwise, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to Our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, its managing members, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, and because we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our Sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Units (including the securities comprising such Units), indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the Founder Shares for 185 days following the date of the Initial Public Offering registration statement will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may approve an amendment or waiver of the letter agreement that would allow our Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Units or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a business combination, which may deprive us of key personnel.

Pursuant to the letter agreement, indirect transfers of the Founder Shares and Private Placement Units held by our Sponsor are restricted to the same extent as direct transfers. The securities held by the Sponsor are expected to only be distributed directly to the members of the Sponsor in connection with or following the consummation of our initial business combination, provided that such distributions comply with the transfer restrictions on the Founder Shares and Private Placement Units and that such members agree to become subject to the applicable transfer restrictions with respect to such securities. Indirect transfers of the securities held by the Sponsor, such as to another member of the Sponsor or their affiliate or a new member of the Sponsor, may be permitted with the consent of the managing members of our Sponsor, so long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions. While there is no current intention to do so, we may approve an amendment or waiver of the letter agreement that would allow the Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Units (including the securities comprising such Units) or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a business combination. As a result, there is a risk that our Sponsor and our officers and directors may divest their ownership or economic interests in us or in our Sponsor, which would likely result in our loss of certain key personnel, including David Boris, our Chief Executive Officer, Chief Financial Officer and Director and Taylor Retting, our President and Director. There can be no assurance that any replacement Sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within the Completion Window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. There are no redemption rights with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and Warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of our listed securities of $50,000,000 and a minimum number of holders of our securities (300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $75,000,000, the market value of our unrestricted publicly held shares would be required to be at least $20,000,000 and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A ordinary shares and Warrants are listed on Nasdaq, our Units, Class A ordinary shares and Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your Public Shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Ordinary Shares to materially decline.

While we offered our Units at an offering price of $10.00 per Unit and the amount in our Trust Account was initially $10.00 per Public Share, implying an initial value of $10.00 per Public Share, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public shareholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $230,000,000, which is the amount we would have for our initial business combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account and no Public Shares are redeemed in connection with our initial business combination. At such valuation, each of our Ordinary Shares would have an implied value of $7.82 per share, which is a 22% decrease as compared to the initial implied value per Public Share of $10.00.

Public shares	23,000,000
Founder Shares	5,750,000
Private Placement Shares	660,000
Total Shares	29,410,000
Total funds in trust available for initial business combination(1)	$230,000,000
Implied value per share(1)(2)	$7.82
Public shareholders’ investment per share(3)	$10.00
Sponsor’s investment per share(4)	$1.63

(1)	Does not take into account other potential impacts on our valuation at the time of the business combination, such as the trading price of our public shares, the terms of the business combination transaction (including any equity issued to or retained by, or cash or other consideration paid to, the target’s shareholder or other third parties), the business combination transaction costs (including payment of $9,200,000 of deferred underwriting commissions), or the target’s business itself, including its assets, liabilities, management and prospects. For instance, the potential dilution experienced by holders of our Ordinary Shares may be mitigated if the business combination agreement is structured such that the potential dilutive impact of the Founder Shares is borne by all shareholders in the pro forma company.

(2)	Note that redemptions of our Public Shares in connection with our initial business combination would further reduce the implied value of our Ordinary Shares. For instance, in this example, if 50% of the Public Shares were redeemed in connection with our initial business combination, the implied value per Ordinary Share would be $6.42.

(3)	While the public shareholders’ investment is in both the Public Shares and the Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(4)	The Sponsor’s total investment in the equity of the Company, inclusive of the Founder Shares and the Sponsor’s $3,725,000 investment in the Private Placement Units, is $3,750,000.

 While the implied value of our Public Shares may be diluted, the implied value of $7.82 per share in the example above would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Founder Shares. Our Sponsor invested an aggregate of $3,750,000 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the Founder Shares and the $3,750,000 purchase price for the Private Placement Units. At $7.82 per share, the 5,750,000 Founder Shares would have an aggregate implied value of $44,965,000. As a result, even if the trading price of our Ordinary Shares significantly declines (whether because of a substantial amount of redemptions of our Public Shares or for any other reason), our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our Ordinary Shares were as low as $1.63 per share and even if the Private Placement Shares and Private Placement Warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our Ordinary Shares to decline, while our public shareholders who purchased their Units in the Initial Public Offering could lose significant value in their public shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Conyers Dill & Pearman (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us. Because we may redeem the outstanding Warrants held by Public Warrant holders and the Private Placement Warrants held by the Sponsor are not redeemable by us and are exercisable on a cashless basis, the Sponsor may profit at times when an unaffiliated security holder cannot profit, such as when the Public Warrants are called for redemption or if the Sponsor chooses to utilize the cashless exercise option under circumstances where the Public Warrant holders cannot exercise on a cashless basis. Accordingly, there may be actual or potential material conflicts of interest between our Sponsor on the one hand, and the Public Warrant holders on the other hand.

Our Warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued Warrants to purchase 11,500,000 Class A ordinary shares and 330,000 Private Placement Warrants as part of the Private Placement Units. In addition, if the Sponsor makes any working capital loans, it may convert up to $1,500,000 of those loans into additional Private Placement Units, at the price of $10.00 per Unit. To the extent we issue Ordinary Shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one-half of one Warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole Warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a whole Warrant to purchase one share.

The grant of registration rights to our initial shareholders and holders of our Private Placement Units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial shareholders, the holders of our Private Placement Units, and the holders of Private Placement Units that may be issued upon conversion of working capital loans and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible and the securities included in the Private Placement Units (including any Private Placement Units that may be issued upon conversion of working capital loans), such as the Private Placement Shares and the Private Placement Warrants included in such Private Placement Units, the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and the Warrants, and any other securities of the Company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the Ordinary Shares owned by our initial shareholders, holders of our Private Placement Units or holders of our working capital loans, or their respective permitted transferees are registered.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders and/or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or Warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by United States federal, state, local and non-United States taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Holders of Class A ordinary shares will not be entitled to vote on the appointment of directors and certain other matters prior to our initial business combination.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination. In addition, prior to the closing of our initial business combination, only holders of Class B ordinary shares will have the right to vote on continuing the Company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

You will not be permitted to exercise your Warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants will not be entitled to exercise such Warrants and such Warrants may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units.

We have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a post-effective amendment to the Initial Public Offering registration statement or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter we will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do soon a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Warrants who seek to exercise their Warrants to do so for cash and, instead, require them to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the Warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any Warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such Warrants for cash.

The warrant agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such Warrants for cash.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if:

(i)	we issue additional Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

(iii)	the Market Value is below $9.20 per share;

then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company under the laws of the Cayman Islands. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period U.S. Holder of our Class A ordinary shares or Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of any taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

A 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. In December of 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax. In April of 2024, the Treasury and the IRS issued proposed Treasury regulations that provide proposed operating rules for the Excise Tax, including rules governing the computation of the Excise Tax, on which taxpayers may rely until the proposed Treasury regulations are finalized, and in June of 2024, the Treasury and IRS issued final Treasury regulations on the reporting and payment (but not the computation) of the Excise Tax. In the proposed Treasury regulations, the Treasury exempts from the Excise Tax any distributions by a covered corporation in the same year it completely liquidates within the meaning of either Section 331 or Section 332(a) (but not both) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which includes distributions that occur in connection with redemptions. Under the proposed Treasury regulations, the Excise Tax may be applicable to redemptions by a covered corporation in connection with (i) a liquidation that is not a “complete liquidation” within the meaning of either Section 331 or Section 332(a) of the Code, (ii) an extension, depending on the timing of the extension relative to when the covered corporation consummates an initial business combination or liquidates and (iii) an initial business combination, depending on the structure of the initial business combination. Although the proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear. In addition, although taxpayers generally may rely on the proposed Treasury regulations until they are finalized, there is no assurance that the proposed Treasury regulations will be finalized in their current form, and therefore, the Excise Tax might apply to a future transaction undertaken by us (including after a business combination) in a manner that is different than described in the proposed Treasury regulations.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of final regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the trust account, or the interest earned on the proceeds placed in the trust account, to pay for possible excise tax or any other fees or taxes that may be levied on the Company on any redemptions or share buybacks by the Company pursuant to any current, pending or future rules or laws, including without limitation any Excise Tax, prior to the release of such funds from the trust account following our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $250,000,000 as of the prior June 30, or (2) our annual revenues equaled or exceeded $100,000,000 during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $700,000,000 as of the prior June 30.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by us. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and before we make filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

Item 2. Properties

We currently sub-lease our executive offices at 1615 South Congress Ave., Suite 103, Delray Beach, Florida 33445 from our sponsor. We consider our current office space adequate for our current operations. We pay our Sponsor for office space and administrative services provided to members of our management team in an amount equal to $20,000 per month (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate).

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Shareholders’ equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A ordinary shares and Warrants are traded on Nasdaq under the symbols “HVMCU,” “HVMC” and “HVMCW,” respectively.

Holders

As of March 27, 2026, there were three holders of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Warrants and 1 holder of record for our Class B ordinary shares. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination even if we have substantial assets outside the Trust Account. Our amended and restated memorandum and articles of association provides that, prior to the completion of our initial business combination, no dividends or other distributions will be payable on our Class A ordinary shares from assets held outside the Trust Account, and no additional sums will be deposited into the Trust Account following the completion of the Initial Public Offering, unless approved by the written consent of the holders of not less than two-thirds of our Class B ordinary shares. The payment of cash dividends following the completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends following completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On April 16, 2025, our Sponsor purchased an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share.

On August 13, 2025, we consummated our Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Over-Allotment Option Units as a result of the underwriters’ exercise of Over-Allotment Option in full. The Units and Over-Allotment Option Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Jeffries LLC acted as the sole book-running manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 288914). The SEC declared the registration statement effective on August 11, 2025.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 660,000 Private Placement Units to the Sponsor and Jefferies at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units and Jefferies LLC purchased 287,500 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, including the Over-Allotment Option Units and the private placement of Private Placement Units, $230,000,000 was placed in the Trust Account.

Transaction costs of the Initial Public Offering amounted to $14,440,234, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $640,234 of other offering costs.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on April 16, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities April 16, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 16, 2025 (inception) through December 31, 2025, we had a net income $3,148,918, which consisted of interest earned on marketable securities held in the Trust Account of $3,610,896, offset by general and administrative costs of $461,978.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and up to $400,000 from a promissory note (the “Promissory Note”) issued by the Company to the Sponsor on April 16, 2025. The Promissory Note was non-interest bearing and unsecured. The Promissory Note was due at the earlier of December 31, 2025 or the closing of the Initial Public Offering and was anticipated to be repaid upon completion of the Initial Public Offering out of the $680,000 of offering proceeds that was allocated for the payment of offering expenses other than underwriting commissions. On August 13, 2025, the Promissory Note was repaid in full.

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

For the period from April 16, 2025 (inception) through December 31, 2025, cash used in operating activities was $506,860. Net income of $3,148,918 was affected by payment of operating expenses through issuance of Class B ordinary shares of $25,000, payment of general and administrative costs through promissory note related party of $2,550, and interest earned on marketable securities held in the Trust Account of $3,610,896. Changes in operating assets and liabilities used $72,432 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $233,610,896 (including $3,610,896 of interest income) consisting of cash and U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest earned on the funds held in the Trust Account to pay our taxes, if any (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The remaining proceeds from the Initial Public Offering and the private placement are held outside the Trust Account, in the cash operating account amounting to $900,356. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements during that period to include approximately $200,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $100,000 for legal and accounting fees related to regulatory reporting obligations; $75,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $320,000 for D&O insurance premiums; and $81,000 for Nasdaq continued listing fees. We will also pay our Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month ($480,000 over a 24 month period) (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate).

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

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a business combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial business combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with our Form 10-K for the fiscal year ended December 31, 2026.  Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We have not yet completed an assessment, nor did our independent registered public accounting firm test our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The proceeds held in the Trust Account are initially invested only in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. We will continue to disclose in each quarterly and annual report filed with the SEC prior to our initial business combination whether the proceeds deposited in the Trust Account are invested in U.S. government treasury obligations or money market funds or a combination thereof or as cash or cash items, including in demand deposit accounts. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

Founder Shares

On April 16, 2025, our Sponsor purchased an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share.

The Sponsor and the Company’s executive officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) 180 days after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property and our Sponsor has agreed not to transfer, assign or sell any of its Private Placement Units (including the securities comprising such Units) until 30 days after the completion of our initial business combination.

Promissory Note

On April 16, 2025, the Company and the Sponsor entered into the Promissory Note, whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummated the Initial Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding and no borrowings available as of December 31, 2025.

Due from Sponsor

On August 15, 2025, the Company paid the Sponsor $25,000 in error for amounts that were previously repaid in connection with the repayment of the Promissory Note. As a result, as of December 31, 2025, the Company was owed $25,000 from the Sponsor, which amount is reflected in due from Sponsor on the accompanying condensed balance sheet.

Administrative Services and Indemnification Agreement

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

For the period from April 16, 2025 (inception) through December 31, 2025, the Company incurred and paid $100,000 in administrative services expenses under the Administrative Services and Indemnification Agreement.

Related Party Loan

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, there have been no Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor, the sum of $20,000 per month for office space and administrative services (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate). We began incurring these fees on August 11, 2025 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Over-Allotment Option Units to cover over-allotments, if any. On August 13, 2025, the underwriters fully exercised their Over-Allotment Option.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income (Loss) per Ordinary Share

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-14 comprising a portion of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
David Boris	65	Chief Executive Officer, Chief Financial Officer and Director
Taylor Rettig	42	President and Director
Edward (“Ted”) Zagat	51	Director
Michael Alexander (“Alex”) Harstrick	34	Director
Christopher (“Chris”) Licht	53	Director

David Boris has served as our Chief Executive Officer, Chief Financial Officer and Director since April 2025. Mr. Boris previously served as the Co-Chief Executive Officer, Chief Financial Officer and as a director of Forum I from its inception in November 2016 until Forum I’s business combination with ConvergeOne (formerly Nasdaq: CVON) in February 2018 and served as a member of ConvergeOne’s board of directors from the business combination until ConvergeOne’s acquisition by CVC in January 2019 at $12.50 per share. He was Co-Chief Executive Officer, Chief Financial Officer and a director of Forum II from its inception in May 2018 until its business combination with Tattooed Chef (formerly Nasdaq: TTCF) and continued to serve on the board of directors of Tattooed Chef until June 2024. Mr. Boris was the Co-Chief Executive Officer, Chief Financial Officer and a director of Forum III from its inception in June 2019 until its merger with Electric Last Mile Solutions (formerly Nasdaq: ELMS). Most recently, Mr. Boris served as the Co-Chief Executive Officer and as a director of Forum IV from its inception in March 2019 until its liquidation in July 2023. He has over 30 years of Wall Street experience in mergers and corporate finance, has organized four prior SPACs as co-CEO and has advised on numerous other SPAC transactions as an advisor, investment banker and independent director. Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm, from 2007 to 2010. Mr. Boris served as a Managing Director for Morgan Joseph & Co., an investment banking firm and one of the earliest underwriters and advisors to SPACs, from 2001 to 2007. Mr. Boris served as President of Ladenburg Thalmann Group Inc. from 1999 to 2000, and was also Executive Vice President and Head of Investment Banking at Ladenburg Thalmann & Co. Inc. from 1998 to 2000. In addition, he was a co-founder, director, and a principal stockholder of Brenner Securities Corporation and its successors. Prior to Brenner, Mr. Boris was at Oppenheimer & Company Inc., as a Senior Vice President and Limited Partner. Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company, from 1984 to 1985. He is an active member of the YPO, an organization with over 25,000 members who are in the top position of a qualifying company or division and are directly responsible for all operations of such business or division. Mr. Boris received a M.B.A. from Columbia University Business School and a B.A. from Vassar College, cum laude.

We believe Mr. Boris is well qualified to serve as a member of the board due to his wide range of experience in capital market activities as well as his activities in special purpose acquisition companies and asset management, including his experience as an executive officer and director of Forum I, Forum II, Forum III and Forum IV.

Taylor Rettig has been our President and Director since April 2025. Most recently, Mr. Rettig brings a diverse set of experiences from his career as a private equity investor, chief executive, general manager, and investment banker. Most recently, Mr. Rettig served as the President for Marubeni Growth Capital US, a role he served from 2023 to 2025. Previously, Mr. Rettig served as the Chief Operating Officer and Head of Corporate Development for Atlas Crest from October 2020, until its business combination with Archer Aviation Inc. (NYSE: ACHR) in September 2021. During his time at Atlas Crest, Mr. Rettig reviewed over 100 acquisition opportunities, prior to executing a definitive agreement with Archer Aviation. Prior to this, Mr. Rettig served as the Chief Executive Officer of Draper James, a lifestyle brand founded by Reese Witherspoon from 2017 to 2020 and served as an advisor until 2023. Mr. Rettig was also a Partner at JH Partners, a San Francisco based investment firm, a role he served in from 2014 to 2020, and previously served in various senior investment professional roles with JH Partners from 2007 to 2013. During his two terms with JH Partners, Mr. Rettig led control and significant minority equity investments in public and private businesses across the branded consumer and media sectors, achieving successful outcomes of the investments he led, including selling a portfolio company, Image Entertainment, Inc., to RLJ Acquisition Inc., a SPAC, as part of a three-party merger. From 2013 to 2014, Mr. Rettig served as the Chief Strategy Officer of Alex and Ani, a rapidly growing trend jewelry business, into which Mr. Rettig had previously led a significant growth equity investment on behalf of JH Partners. Mr. Rettig became the Chief Strategy Officer of Alex and Ani in 2013, helping guide the Company to an exit valuation of $1+ billion. He was also a member of the board of directors for Greats, a digitally native Brooklyn-based sneaker brand, from 2017 to 2019 up until its sale to Steve Madden (Nasdaq: SHOO). Other notable companies Mr. Rettig has invested in include Figs (NYSE: FIGS), J. McLaughlin, and RG Barry. Mr. Rettig began his career as an investment banker with Pali Capital Inc. and Morgan Joseph & Co., where he worked with Mr. Boris as a key member of the teams that helped to reintroduce the SPAC product to the market beginning in 2004, assisting with the underwriting of and advisory work related to business combinations for numerous SPACs. Mr. Rettig is an active member YPO and received his A.B. in Politics from Princeton University.

We believe Mr. Rettig is well qualified to serve as a member of our board due to his extensive investment experience and leadership experience, including his experience as an executive officer of Archer Aviation.

Ted Zagat has served on our board of directors since August 2025. Mr. Zagat is an entrepreneur and technology investor. Mr. Zagat is currently building a new AI business. In 2016, Mr. Zagat co-founded Rimeto, the best-in-class enterprise directory product. Slack purchased Rimeto in 2020. Prior to Rimeto, Mr. Zagat worked at Facebook, where his team developed Facebook's and Instagram's first Video products, which grew to a multi-billion dollar revenue stream during his tenure. Ted also managed Facebook's commerce and payment products. Previously, Ted helped lead Zagat Survey, the user generated guide to restaurants and other leisure activities. As President, he transformed the company to a digital media business (acquired by Google in 2011). Mr. Zagat is an angel investor and advisor in leading companies like DoorDash, Stripe, Gusto, K2 Space, StubHub and OpenTable. Mr. Zagat holds an AB from Harvard College and an MBA from Harvard Business School.

We believe Mr. Zagat is well qualified to serve as a member of the board due to his extensive leadership experience and investment experience.

Alex Harstrick has served on our board of directors since August 2025. Mr. Harstrick is a General Partner at J2 Ventures, a Boston-based venture capital firm managing over $250 million in assets and focused on the intersection of national security, healthcare, and emerging technologies. Before that, from 2018 to 2022, Mr. Harstrick was part of the Department of Defense’s Defense Innovation Unit, where he helped build its human systems investment practice and stood up National Security Innovation Capital, a direct investment program focused on hardware. He also served as a program manager at AFWERX, the U.S. Air Force’s strategic acquisition and innovation platform, ultimately helping deploy nearly $2 billion in defense funding to cutting-edge startups. He briefly held a role at KKR before founding J2 Ventures to pursue mission-aligned investing full time. From 2014 to 2018, Mr. Harstrick was also commissioned as an intelligence officer and deploying with a special operations joint task force to Iraq and Afghanistan. From 2013 to 2018, Mr. Harstrick also launched and led venture investing efforts at Blue Cross Blue Shield of New Jersey, spearheading strategic investments in high-growth healthcare companies. Mr. Harstrick holds an MBA from Harvard Business School and a B.A. in Hispanic Studies and Political Science from Columbia University.

We believe Mr. Harstrick is well qualified to serve as a member of the board due to his wide range of public service, venture capital, and operational leadership across both private and government sectors.

Chris Licht has served on our board of directors since August 2025. Mr. Licht is currently performing advisory and consulting services. From 2007–2022, Mr. Licht served in various executive media roles, including as Executive Vice President of Special Programming for CBS (2016–2022) where he consulted on various content for divisions across the corporation, as Executive Producer and Showrunner of The Late Show with Stephen Colbert for CBS (2016–2022), where he oversaw both creative and operational re-launch, as Vice President of News Programming and Executive Producer of CBS This Morning for CBS (2011–2016) where he led the launch of one of CBS’ most successful morning shows which had 50 consecutive months of ratings growth, as Executive Producer of Morning Joe for MSNBC (2007–2011) where he was also a co-creator and original Executive Producer. Mr. Licht also served as Executive Producer of various programs such as of Tooning Out the News for Paramount+ (2020–2022), of The God’s Honest Truth for Comedy Central (2017–2022) and of Our Cartoon President for Showtime (2017–2020) which he was also the co-creator. Mr. Licht also serves on the advisory boards of Robin Hood Foundation, the Newhouse School of Syracuse University and The Second City. Mr. Licht holds a BS in Broadcast Journalism from Syracuse University and has won multiple awards for his work, including multiple Peabody Awards, DuPont Awards and Emmy Awards.

We believe Mr. Licht is well qualified to serve as a member of the board due to his extensive leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Alex Harstrick, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ted Zagat and Chris Licht, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of David Boris and Taylor Rettig, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Ted Zagat, Alex Harstrick and Chris Licht are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We established an audit committee of the board of directors. Ted Zagat, Alex Harstrick and Chris Licht serve as the members of our audit committee.

Mr. Zagat serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Harstrick qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of our board of directors. The members of our compensation committee are Ted Zagat and Alex Harstrick, and Mr. Harstrick serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ted Zagat, Alex Harstrick and Chris Licht. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to the registration statement relating to the Initial Public Offering. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then — current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Taylor Rettig	Marubeni Growth Capital US	Investment Firm	President

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, and because we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our Sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

There may be actual or potential material conflicts of interest between our Sponsor, its affiliates or promoters on the one hand, and our public investors on the other hand. In addition to the above, potential investors should be aware of the following potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased Founder Shares prior to the Initial Public Offering and our Sponsor purchased Private Placement Units in transactions that closed simultaneously with the closing of the Initial Public Offering and the closing of the Over-Allotment Option. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares they may acquire in connection with the completion of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) 180 days after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property and our Sponsor has agreed not to transfer, assign or sell any of its Private Placement Units (including the securities comprising such Units) until 30 days after the completion of our initial business combination. Because our Sponsor and members of our management team will directly or indirectly own our securities following the Initial Public Offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial business combination within the Completion Window. Our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. Accordingly, our management team, which owns interest in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the Completion Window, the Founder Shares may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

●	If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. Because we may redeem the outstanding Warrants held by Public Warrant holders and the Private Placement Warrants held by our Sponsor are not redeemable by us and are exercisable on a cashless basis, the Sponsor may profit at times when an unaffiliated security holder cannot profit, such as when the Public Warrants are called for redemption or if the Sponsor chooses to utilize the cashless exercise option under circumstances where the Public Warrant holders cannot exercise on a cashless basis. Accordingly, there may be actual or potential material conflicts of interest between our Sponsor on the one hand, and the Public Warrant holders on the other hand.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Further, we pay our Sponsor, for office and administrative services provided to members of our management team in an amount equal to $20,000 per month (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate). In addition, we have agreed, pursuant to the administrative services and indemnification agreement with our Sponsor relating to the monthly payment for office space and administrative services described above, that we will indemnify our Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the Company’s activities or any express or implied association between our Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any shares purchased during or after the Initial Public Offering in favor of our initial business combination (except with respect to any such Public Shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our Sponsor for office and administrative services provided to members of our management team in an amount equal to $20,000 per month (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate). In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with our Sponsor relating to the monthly payment for office space and administrative services described above, that we will indemnify our Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the Company’s activities or any express or implied association between our Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Furthermore, our independent directors has received membership interests in our Sponsor as compensation for their service as directors to the Company.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 27, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on 23,660,000 Class A ordinary shares and 5,750,000 Founder Shares issued and outstanding as of March 27, 2026.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
5% + Beneficial Owners
Highview Sponsor Co., LLC (our Sponsor)(3)	372,500	5,750,000	20.8%
Adage Capital Management, L.P.(4)	—	1,800,000	7.61%
AQR Capital Management, LLC(5)	—	1,268,266	5.36%
Officers and Directors
David Boris	—	—	—
Taylor Rettig	—	—	—
Ted Zagat	—	—	—
Alex Harstrick	—	—	—
Chris Licht	—	—	—
All officers and directors as a group (8 individuals)	—	—	—

(1)	Unless otherwise noted, the business address of each of the following is 1615 South Congress Ave., Suite 103, Delray Beach, Florida 33445.

(2)	Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Highview Sponsor Co., LLC is the record holder of the shares reported herein. David Boris, our Chief Executive Officer, Chief Financial Officer and Director, is the manager of Highview Sponsor Co., LLC and controls the sponsor, including the exercise of voting and investment discretion over the securities of our company held by the sponsor. Mr. Boris disclaims any beneficial ownership of the securities held by Highview Sponsor Co., LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Adage Capital Management, L.P., (“ACM”), is the investment manager of Adage Capital Partners, L.P., (“ACP”), with respect to the Class A Ordinary Shares of the Company directly held by ACP. Robert Atchinson is (1) managing member of Adage Capital Advisors, L.L.C., (“ACA”), managing member of Adage Capital Partners GP, L.L.C., (“ACPGP”), general partner of ACP and (2) managing member of Adage Capital Partners LLC, a Delaware limited liability company (“ACPLLC”), general partner of ACM, with respect to the Class A Ordinary Shares directly held by ACP. Phillip Gross is (1) managing member of ACA, managing member of ACPGP and (2) managing member of ACPLLC, general partner of ACM, with respect to the Class A Ordinary Shares directly held by ACP. The business address of ACM is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts, 02116.

(5)	AQR Capital Management, LLC is the record holder of the shares reported herein. The business address of AQR Capital Management, LLC is One Greenwich Plaza, Greenwich, Connecticut, 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On April 16, 2025, our Sponsor purchased an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 shares if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and the Class A ordinary shares underlying the Private Placement Warrants and after giving effect to any redemptions of Class A ordinary shares by public shareholders). The underwriters exercised the Over-Allotment Option in full upon the closing of the Initial Public Offering on August 13, 2025, and accordingly no Founder Shares were forfeited.

Private Placement Units

Our Sponsor and Jeffries LLC purchased an aggregate of 660,000 Private Placement Units, at a price of $10.00 per Unit, or $6,600,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units and Jefferies LLC purchased 287,500 Private Placement Units

Related Party Loan

On April 16, 2025, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Promissory Note was non-interest bearing and payable on the earlier of the completion of December 31, 2025 or the date on which the Company consummated the Initial Public Offering. On August 13, 2025, the Promissory Note was repaid in full.

Administrative Services and Indemnification Agreement

On August 11, 2025, the Company entered into the Administrative Services and Indemnification Agreement. We agreed to pay the Sponsor $20,000 per month for office and administrative services (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $480,000 in the aggregate) and to provide indemnification to the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of the Company’s activities or any express or implied association between our Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account. For the period from April 16, 2025 (inception) through December 31, 2025, the Company incurred and paid $100,000 in administrative services expenses under the Administrative Services and Indemnification Agreement.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from April 16, 2025 (inception) through December 31, 2025 and of services rendered in connection with our Initial Public Offering, amounted to $133,515.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from April 16, 2025 (inception) through December 31, 2025, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from April 16, 2025 (inception) through December 31, 2025, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from April 16, 2025 (inception) through December 31, 2025, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated August 11, 2025, by and between the Company and Jefferies LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
4.4	Warrant Agreement, dated August 11, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated August 11, 2025 , by and among the Company, its executive officers, its directors and Highview Sponsor Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
10.2	Investment Management Trust Agreement, dated August 11, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
10.3	Registration Rights Agreement, dated August 11, 2025, by and among the Company, Highview Sponsor Co., LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
10.4	Private Placement Units Purchase Agreement, dated August 11, 2025, by and between the Company and Highview Sponsor Co., LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
10.5	Private Placement Units Purchase Agreement, dated August 11, 2025, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
10.6	Administrative Services and Indemnification Agreement, dated August 11, 2025, by and between the Company and Highview Sponsor Co., LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42798, filed with the Securities and Exchange Commission on August 13, 2025).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
10.8	Promissory Note issued to Highview Sponsor Co., LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
10.9	Securities Subscription Agreement between the Company and Highview Sponsor Co., LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 001-288914, filed with the Securities and Exchange Commission on July 24, 2025).
24	Power of Attorney (included on signature page of this Form 10-K).
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2026	Highview Merger Corp.

	By:	/s/ David Boris
		Name:	David Boris
		Title:	Chief Executive Officer, Chief Financial Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Boris and Taylor Rettig, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Boris	Chief Executive Officer, Chief Financial Officer, and Director	March 27, 2026
David Boris	(Principal Executive Officer and Principal Financial Officer)

/s/ Taylor Rettig	President and Director	March 27, 2026
Taylor Rettig

/s/ Edward Zagat	Director	March 27, 2026
Edward Zagat

/s/ Michael Alexander Harstrick	Director	March 27, 2026
Michael Alexander Harstrick

/s/ Christopher Licht	Director	March 27, 2026
Christopher Licht

HIGHVIEW MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Highview Merger Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Highview Merger Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flow for the period from April 16, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flow for the period from April 16, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 13, 2027, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 27, 2026

PCAOB ID Number 100

HIGHVIEW MERGER CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Cash	$900,356
Due from Sponsor	25,000
Prepaid expenses	108,026
Total current assets	1,033,382
Long-term prepaid insurance	58,548
Marketable securities held in Trust Account	233,610,896
Total Assets	$234,702,826

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$94,142
Accrued offering costs	75,000
Total current liabilities	169,142
Deferred underwriting fee	9,200,000
Total Liabilities	9,369,142

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.16 per share	233,610,896

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	—
Accumulated deficit	(8,277,853)
Total Shareholders’ Deficit	(8,277,212)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$234,702,826

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).

The accompanying notes are an integral part of these financial statements.

HIGHVIEW MERGER CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$461,978
Loss from operations	(461,978)

Other income:
Interest earned on marketable securities held in Trust Account	3,610,896
Other income	3,610,896

Net income	$3,148,918

Weighted average shares outstanding, Class A ordinary shares	12,789,189

Basic net income per share, Class A ordinary shares	$0.17

Weighted average shares outstanding, Class A ordinary shares	12,789,189

Diluted net income per share, Class A ordinary shares	$0.17

Weighted average shares outstanding, Class B ordinary shares	5,405,405

Basic net income per share, Class B ordinary shares(1)	$0.17

Weighted average shares outstanding, Class B ordinary shares	5,529,923

Diluted net income per share, Class B ordinary shares(1)	$0.17

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters ( Note 5).

The accompanying notes are an integral part of these financial statements.

HIGHVIEW MERGER CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 16, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 660,000 Private Placement Units	660,000	66	—	—	6,599,934	—	6,600,000

Fair value of Public Warrants at issuance	—	—	—	—	2,725,500	—	2,725,500

Allocated value of transaction costs to Class A shares	—	—	—	—	(188,765)	—	(188,765)

Accretion for Class A Ordinary Shares to Redemption Amount	—	—	—	—	(9,161,094)	(11,426,771)	(20,587,865)

Net income	—	—	—	—	—	3,148,918	3,148,918

Balance – December 31, 2025	660,000	$66	5,750,000	$575	$—	$(8,277,853)	$(8,277,212)

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters ( Note 5).

The accompanying notes are an integral part of these financial statements.

HIGHVIEW MERGER CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$3,148,918
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating expenses through issuance of Class B ordinary shares	25,000
Payment of general and administrative costs through promissory note – related party	2,550
Interest earned on marketable securities held in Trust Account	(3,610,896)
Changes in operating assets and liabilities:
Prepaid expenses	(108,026)
Long-term prepaid insurance	(58,548)
Accounts payable and accrued expenses	94,142
Net cash used in operating activities	(506,860)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,600,000
Due from Sponsor	(25,000)
Proceeds from promissory note - related party	116,000
Repayment of promissory note - related party	(118,550)
Payment of offering costs	(565,234)
Net cash provided by financing activities	231,407,216

Net Change in Cash	900,356
Cash – Beginning of period	—
Cash – End of period	$900,356

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of these financial statements.

HIGHVIEW MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Highview Merger Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from April 16, 2025 (inception) through December 31, 2025 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have within 24 months from the closing of the Initial Public Offering to complete a Business Combination or such other time period in which it must complete a Business Combination pursuant to an amendment to its Amended and Restated Memorandum and Articles of Association (the “Completion Window” – see Note 9). If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (the “Promissory Note”) and the sale of 660,000 private placement units at a price of $10.00 per private placement unit, that generated gross proceeds of $6,600,000. As of December 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550 (see Note 5). As of December 31, 2025, the Company had cash of $900,356 and working capital of $864,240.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $900,356 in cash and $0 cash equivalents as of December 31, 2025.

Marketable Securities Held in Trust Account

The assets held in the Trust Account may initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. At December 31, 2025, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statement of operations. For the period from April 16, 2025 (inception) through December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants and pro rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s accompanying balance sheet, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,725,500)
Public Shares issuance costs	(14,251,469)
Plus:
Accretion of carrying value to redemption value	20,587,865
Class A ordinary shares subject to possible redemption, December 31, 2025	$233,610,896

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Period from April 16, 2025 (Inception) Through December 31, 2025
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,213,411	$935,507
Denominator:
Basic weighted average shares outstanding	12,789,189	5,405,405
Basic net income per ordinary share	$0.17	$0.17

	For the Period from April 16, 2025 (Inception) Through December 31, 2025
	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,198,366	$950,552
Denominator:
Diluted weighted average shares outstanding	12,789,189	5,529,923
Diluted net income per ordinary share	$0.17	$0.17

Recent Accounting Standards

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

NOTE 4— PRIVATE PLACEMENT

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

Administrative Fees

The Company entered into an agreement with the Sponsor, commencing on August 11, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay the Sponsor the sum of $20,000 per month for office space and administrative services. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $480,000 in the aggregate. In addition, the Company has agreed, pursuant to the administrative services and indemnification agreement with the Sponsor relating to the monthly payment for office space and administrative services, that the Company will indemnify the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. For the period from April 16, 2025 (inception) through December 31, 2025, the Company incurred and paid $100,000 in fees for these services.

Promissory Note — Related Party

On April 16, 2025, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025 or the closing of the Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding and no borrowings available as of December 31, 2025 (see “Due from Sponsor” immediately below).

Due from Sponsor

On August 13, 2025, the outstanding balance of $118,550 under the Promissory Note was paid back to Sponsor pursuant to an aggregate payment of $123,773, in which included an overpayment of $5,223. On August 13, 2025, the Sponsor repaid the Company $5,223 to refund the overpayment. On August 15, 2025, the Company paid the Sponsor $25,000 in error for amounts that were previously repaid in connection with the repayment of the Promissory Note. As a result, as of December 31, 2025, the Company was owed $25,000 from the Sponsor, which amount is reflected in due from Sponsor on the accompanying balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per private placement unit at the option of the lender. As of December 31, 2025, there have been no Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.

The Warrants are exercisable for $11.50 per share, subject to adjustments. If (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$233,610,896

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

December 31, 2025
Cash	$900,356
Marketable securities held in Trust Account	$233,610,896

For the Period from April 16, 2025 (Inception) Through December 31, 2025
General and administrative costs	$461,978
Interest earned on marketable securities held in Trust Account	$3,610,896

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.