Form 10-Q
period 2026-03-31
Highview Merger Corp.
filed 2026-05-14
CIK 2070602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 23,660,000 Class A Ordinary Shares, $0.0001 par value and 5,750,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

HIGHVIEW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HIGHVIEW MERGER CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)

Assets
Current assets
Cash	$732,517	$900,356
Due from Sponsor	—	25,000
Prepaid expenses	164,938	108,026
Total current assets	897,455	1,033,382
Long-term prepaid insurance	34,771	58,548
Marketable securities held in Trust Account	235,572,600	233,610,896
Total Assets	$236,504,826	$234,702,826

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$223,007	$94,142
Accrued offering costs	75,000	75,000
Total current liabilities	298,007	169,142
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	9,498,007	9,369,142

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.24 and $10.16 per share as of March 31, 2026 and December 31, 2025, respectively	235,572,600	233,610,896

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,566,422)	(8,277,853)
Total Shareholders’ Deficit	(8,565,781)	(8,277,212)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,504,826	$234,702,826

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$288,569
Loss from operations	(288,569)

Other income:
Interest earned on marketable securities held in Trust Account	1,961,704
Total other income	1,961,704

Net income	$1,673,135

Weighted average shares outstanding, Class A ordinary shares	23,660,000

Basic and diluted net income per share, Class A ordinary shares	$0.06

Weighted average shares outstanding, Class B ordinary shares	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	660,000	$66	5,750,000	$575	$—	$(8,277,853)	$(8,277,212)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,961,704)	(1,961,704)

Net income	—	—	—	—	—	1,673,135	1,673,135

Balance – March 31, 2026 (unaudited)	660,000	$66	5,750,000	$575	$—	$(8,566,422)	$(8,565,781)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,673,135
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,961,704)
Changes in operating assets and liabilities:
Prepaid expenses	(56,912)
Long-term prepaid insurance	23,777
Accounts payable and accrued expenses	128,865
Net cash used in operating activities	(192,839)

Cash Flows from Financing Activities:
Due from Sponsor	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	(167,839)
Cash – Beginning of period	900,356
Cash – End of period	$732,517

 The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 16, 2025 (inception) through March 31, 2026 relates to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 660,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Highview Sponsor Co., LLC (the “Sponsor”), and Jefferies LLC (“Jefferies”), the representative of the underwriters, generating gross proceeds of $6,600,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one redeemable warrant (each, a “Private Placement Warrant” and, together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units, and Jefferies purchased 287,500 Private Placement Units.

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

MARCH 31, 2026

(UNAUDITED)

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (the “Promissory Note”) and the sale of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit that generated gross proceeds of $6,600,000. As of March 31, 2026, the Company had repaid the total outstanding balance of the Promissory Note amounting to $118,550 (see Note 5). As of March 31, 2026, the Company had cash of $732,517 and working capital of $599,448.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $732,517 and $900,356 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The assets held in the Trust Account may initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed statement of operations. For the period from April 16, 2025 (inception) through March 31, 2026, the Company did not withdraw any interest earned on the Trust Account.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s accompanying condensed balance sheets, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,725,500)
Public Shares issuance costs	(14,251,469)
Plus:
Accretion of carrying value to redemption value	20,587,865
Class A ordinary shares subject to possible redemption, December 31, 2025	233,610,896
Accretion of carrying value to redemption value	1,961,704
Class A ordinary shares subject to possible redemption, March 31, 2026	$235,572,600

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,346,017	$327,118
Denominator:
Basic weighted average shares outstanding	23,660,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2026

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

Administrative Fees

The Company entered into an agreement with the Sponsor, commencing on August 11, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay the Sponsor the sum of $20,000 per month for office space and administrative services. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $480,000 in the aggregate. In addition, the Company has agreed, pursuant to the administrative services and indemnification agreement with the Sponsor relating to the monthly payment for office space and administrative services, that the Company will indemnify the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2026, the Company incurred and paid $60,000 in fees for these services.

Promissory Note — Related Party

On April 16, 2025, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2026 or the closing of the Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding, and borrowings under the Promissory Note are no longer available.

Due from Sponsor

As of December 31, 2025, the Company had recorded a due from Sponsor of $25,000. On March 3, 2026, the Sponsor repaid the Company $25,000, and there is no longer any amount due from Sponsor as of March 31, 2026.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per private placement unit at the option of the lender. As of March 31, 2026 and December 31, 2025, there have been no Working Capital Loans.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$235,572,600	$233,610,896

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

	March 31, 2026	December 31, 2025
Cash	$732,517	$900,356
Marketable securities held in Trust Account	$235,572,600	$233,610,896

For the Three Months Ended March 31, 2026
General and administrative costs	$288,569
Interest earned on marketable securities held in Trust Account	$1,961,704

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Highview Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Highview Sponsor Co., LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities April 16, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income $1,673,135, which consisted of interest earned on marketable securities held in the Trust Account of $1,961,704, offset by general and administrative costs of $288,569.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and up to $400,000 from a promissory note (the “Promissory Note”) issued by the Company to the Sponsor on April 16, 2025. The Promissory Note was non-interest bearing and unsecured. The Promissory Note was due at the earlier of March 31, 2026 or the closing of the Initial Public Offering and was anticipated to be repaid upon completion of the Initial Public Offering out of the $680,000 of offering proceeds that was allocated for the payment of offering expenses other than underwriting commissions. On August 13, 2025, the Promissory Note was repaid in full.

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

For the three months ended March 31, 2026, cash used in operating activities was $192,839. Net income of $1,673,135 was affected by interest earned on marketable securities held in the Trust Account of $1,961,704. Changes in operating assets and liabilities used $95,730 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $235,572,600 (including $1,961,704 of interest income) consisting of cash and U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest earned on the funds held in the Trust Account to pay our taxes, if any (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The remaining proceeds from the Initial Public Offering and the private placement are held outside the Trust Account, in the cash operating account amounting to $732,517. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a business combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial business combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

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

Promissory Note

On April 16, 2025, the Company and the Sponsor entered into the Promissory Note, whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2026, or the date on which the Company consummated the Initial Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding and no borrowings available as of March 31, 2026.

Due from Sponsor

On August 15, 2025, the Company paid the Sponsor $25,000 in error for amounts that were previously repaid in connection with the repayment of the Promissory Note. As of March 31, 2026, the $25,000 was repaid by the Sponsor, and the amount is reflected in due from Sponsor on the accompanying condensed balance sheets.

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

For the three months ended March 31, 2026, the Company incurred and paid $60,000 in administrative services expenses under the Administrative Services and Indemnification Agreement.

Related Party Loan

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, there have been no Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of August 13, 2025, the date of the Initial Public Offering, management used prepared a valuation to determine the fair value of the Public Warrants. As of March 31, 2026, we did not have any additional critical accounting estimates to disclose.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

HIGHVIEW MERGER CORP.

Date: May 14, 2026	By:	/s/ David Boris
	Name:	David Boris
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)