Form 10-Q
period 2026-06-30
Highview Merger Corp.
filed 2026-08-11
CIK 2070602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 11, 2026, there were 23,660,000 Class A Ordinary Shares, $0.0001 par value and 5,750,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

HIGHVIEW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from April 16, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from April 16, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from April 16, 2025 (Inception) through June 30, 2025	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signature	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HIGHVIEW MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$646,331	$900,356
Due from Sponsor	—	25,000
Prepaid expenses	140,445	108,026
Total current assets	786,776	1,033,382
Long-term prepaid insurance	10,994	58,548
Marketable securities held in Trust Account	237,697,768	233,610,896
Total Assets	$238,495,538	$234,702,826

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$321,394	$94,142
Accrued offering costs	75,000	75,000
Total current liabilities	396,394	169,142
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	9,596,394	9,369,142

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.33 and $10.16 per share as of June 30, 2026 and December 31, 2025, respectively	237,697,768	233,610,896

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,799,265)	(8,277,853)
Total Shareholders’ Deficit	(8,798,624)	(8,277,212)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$238,495,538	$234,702,826

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 16, 2025 (Inception) through June 30,
	2026	2026	2025
General and administrative costs	$232,843	$521,412	$46,768
Loss from operations	(232,843)	(521,412)	(46,768)

Other income:
Interest earned on marketable securities held in Trust Account	2,125,168	4,086,872	—
Other income, net	2,125,168	4,086,872	—

Net income (loss)	$1,892,325	$3,565,460	$(46,768)

Weighted average shares outstanding, Redeemable Class A ordinary shares	23,000,000	23,000,000	—

Basic net income per share, Redeemable Class A ordinary shares	$0.06	$0.12	$—

Weighted average shares outstanding, Redeemable Class A ordinary shares	23,000,000	23,000,000	—

Diluted net income per share, Redeemable Class A ordinary shares	$0.06	$0.12	$—

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,410,000	6,410,000	5,000,000 (1)

Basic net income (loss) per share, Non-redeemable Class A and Class B ordinary shares	$0.06	$0.12	$(0.01)

Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,410,000	6,410,000	5,000,000 (1)

Diluted net income (loss) per share, Non-redeemable Class A and Class B ordinary shares	$0.06	$0.12	$(0.01)

(1)	Excludes up to 750,000 non-redeemable Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 13, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	660,000	$66	5,750,000	$575	$—	$(8,277,853)	$(8,277,212)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,961,704)	(1,961,704)

Net income	—	—	—	—	—	1,673,135	1,673,135

Balance – March 31, 2026 (unaudited)	660,000	66	5,750,000	575	—	(8,566,422)	(8,565,781)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,125,168)	(2,125,168)

Net income	—	—	—	—	—	1,892,325	1,892,325

Balance – June 30, 2026 (unaudited)	660,000	$66	5,750,000	$575	$—	$(8,799,265)	$(8,798,624)

FOR THE PERIOD FROM APRIL 16, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — April 16, 2025 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(46,768)	(46,768)

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$24,425	$(46,768)	$(21,768)

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on August 13, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from April 16, 2025 (Inception) Through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,565,460	$(46,768)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating expenses through issuance of Class B ordinary shares	—	25,000
Payment of general and administrative costs through promissory note - related party	—	2,237
Interest earned on marketable securities held in Trust Account	(4,086,872)	—
Changes in operating assets and liabilities:
Prepaid expenses	(32,419)	—
Long-term prepaid insurance	47,554	—
Accounts payable and accrued expenses	227,252	19,531
Net cash used in operating activities	(279,025)	—

Cash Flows from Financing Activities:
Due from Sponsor	25,000	—
Proceeds from promissory note - related party	—	35,000
Payment of offering costs	—	(35,000)
Net cash provided by financing activities	25,000	—

Net Change in Cash	(254,025)	—
Cash - beginning of period	900,356	—
Cash - end of period	$646,331	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$290,997

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 16, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts released to the Company to fund taxes payable (other than excise or similar taxes)). The Class A ordinary shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor and the Company’s officers and directors have agreed to (a) waive their redemption rights with respect to any Founder Shares, Private Placement Units and Public Shares held by them in connection with the completion of a Business Combination and (b) waive their redemption rights with respect to any Founder Shares, Private Placement Units and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company has not consummated a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination.

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (the “Promissory Note”) and the sale of 660,000 Private Placement Units at a price of $10.00 per Private Placement Unit that generated gross proceeds of $6,600,000. As of June 30, 2026, the Company had repaid the total outstanding balance of the Promissory Note amounting to $118,550 (see Note 5). As of June 30, 2026, the Company had cash of $646,331 and working capital of $390,382.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $646,331 and $900,356 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The assets held in the Trust Account may initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. At June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed statements of operations. For the period from April 16, 2025 (inception) through June 30, 2026, the Company did not withdraw any interest earned on the Trust Account.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants and pro rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,725,500)
Public Shares issuance costs	(14,251,469)
Plus:
Accretion of carrying value to redemption value	20,587,865
Class A ordinary shares subject to possible redemption, December 31, 2025	233,610,896
Accretion of carrying value to redemption value	1,961,704
Class A ordinary shares subject to possible redemption, March 31, 2026	235,572,600
Accretion of carrying value to redemption value	2,125,168
Class A ordinary shares subject to possible redemption, June 30, 2026	$237,697,768

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from April 16, 2025 (Inception) through June 30, 2025
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,479,887	$412,438	$2,788,357	$777,103	$—	$(46,768)
Denominator:
Basic weighted average shares outstanding	23,000,000	6,410,000	23,000,000	6,410,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.12	$0.12	$—	$(0.01)

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

JUNE 30, 2026

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

Administrative Fees

The Company entered into an agreement with the Sponsor, commencing on August 11, 2025, through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay the Sponsor the sum of $20,000 per month for office space and administrative services. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $480,000 in the aggregate. In addition, the Company has agreed, pursuant to the administrative services and indemnification agreement with the Sponsor relating to the monthly payment for office space and administrative services, that the Company will indemnify the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000, respectively, of which $20,000 was accrued in the accompanying condensed balance sheets. For the period from April 16, 2025 (inception) through June 30, 2025, no amounts were incurred under this agreement.

Promissory Note — Related Party

On April 16, 2025, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025 or the closing of the Initial Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding, and borrowings under the Promissory Note are no longer available.

Due from Sponsor

As of December 31, 2025, the Company had recorded a due from Sponsor of $25,000. On March 3, 2026, the Sponsor repaid the Company $25,000, and there is no longer any amount due from Sponsor as of June 30, 2026.

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per private placement unit at the option of the lender. As of June 30, 2026 and December 31, 2025, there have been no Working Capital Loans.

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

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$237,697,768	$233,610,896

HIGHVIEW MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

	June 30, 2026	December 31, 2025
Cash	$646,331	$900,356
Marketable securities held in Trust Account	$237,697,768	$233,610,896

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from April 16, 2025 (Inception) through June 30, 2025
General and administrative costs	$232,843	$521,412	$46,768
Interest earned on marketable securities held in Trust Account	$2,125,168	$4,086,872	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income $1,892,325, which consisted of interest earned on marketable securities held in the Trust Account of $2,125,168, offset by general and administrative costs of $232,843.

For the six months ended June 30, 2026, we had a net income $3,565,460, which consisted of interest earned on marketable securities held in the Trust Account of $4,086,872, offset by general and administrative costs of $521,412.

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

For the six months ended June 30, 2026, cash used in operating activities was $279,025. Net income of $3,565,460 was affected by interest earned on marketable securities held in the Trust Account of $4,086,872. Changes in operating assets and liabilities used $242,387 of cash for operating activities.

For the period from April 16, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $46,768 was affected by payment of operating expenses through issuance of Class B ordinary shares of $25,000 and payment of general and administrative costs through promissory note - related party of $2,237. Changes in operating assets and liabilities provided $19,531 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $237,697,768 (including $7,697,768 of interest income) consisting of cash and U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest earned on the funds held in the Trust Account to pay our taxes, if any (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The remaining proceeds from the Initial Public Offering and the private placement are held outside the Trust Account, in the cash operating account amounting to $646,331. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Promissory Note

On April 16, 2025, the Company and the Sponsor entered into the Promissory Note, whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummated the Initial Public Offering. On August 13, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $118,550, resulting in $0 outstanding and no borrowings available as of June 30, 2026.

Due from Sponsor

On August 15, 2025, the Company paid the Sponsor $25,000 in error for amounts that were previously repaid in connection with the repayment of the Promissory Note. As of December 31, 2025, the $25,000 was repaid by the Sponsor. As of June 30, 2026, there is $0 balance in due from Sponsor within the accompanying condensed balance sheets.

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

For the three and six months ended June 30, 2026, the Company incurred and paid $60,000 and $120,000, in administrative services expenses, respectively, under the Administrative Services and Indemnification Agreement, and $20,000 was included in accrued expenses in the accompanying condensed balance sheets. For the period from April 16, 2025 (Inception) through June 30, 2025, no amounts were incurred under this agreement.

Related Party Loan

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, there have been no Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of August 13, 2025, the date of the Initial Public Offering, management used prepared a valuation to determine the fair value of the Public Warrants. As of June 30, 2026, we did not have any additional critical accounting estimates to disclose.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Company’s Annual Report on Form 10-K for the period ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2025, our Sponsor purchased an aggregate of 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance of the Founder Shares.

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

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 660,000 Private Placement Units to the Sponsor and Jefferies at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000. Of those 660,000 Private Placement Units, the Sponsor purchased 372,500 Private Placement Units and Jefferies LLC purchased 287,500 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance of the Private Placement Units.

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

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in the final prospectus dated August 11, 2025, which was filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HIGHVIEW MERGER CORP.

Date: August 11, 2026	By:	/s/ David Boris
	Name:	David Boris
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)